Form 10-Q
period 1997-03-31
SWIFT ENERGY PENSION PARTNERS 1993-C LTD
filed 1997-05-14
CIK 915513

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                   3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 8

PART II.    OTHER INFORMATION                                            9


SIGNATURES                                                              10

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       88,135       $      120,200
              Nonoperating interests income receivable                                        189,785              139,195
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       277,920              259,395
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,095,944            4,065,350
         Less-Accumulated amortization                                                     (2,199,563)          (2,114,194)
                                                                                       ---------------     ----------------
                                                                                            1,896,381            1,951,156
                                                                                       ---------------     ----------------
                                                                                       $    2,174,301       $    2,210,551
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        5,722       $        8,836
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,168,579            2,201,715
                                                                                       ---------------     ----------------
                                                                                       $    2,174,301       $    2,210,551
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                 ---------------------------------
                                                                                      1997               1996
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $       182,629   $       127,311
             Interest income                                                                 817               760
                                                                                 ---------------   ---------------
                                                                                         183,446           128,071
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 85,369            83,733
             General and administrative                                                   19,077            19,101
                                                                                 ---------------   ---------------
                                                                                         104,446           102,834
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        79,000   $        25,237
                                                                                 ===============   ===============




         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .02
                                              ===============
         March 31, 1996                       $           .01
                                              ===============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                --------------------------------------
                                                                                       1997                   1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         79,000        $        25,237
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        85,369                 83,733
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (50,590)               (42,071)
                                                                                ----------------        ---------------
                 Net cash provided by (used in) operating activities                     113,779                 66,899
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                     (30,594)                (9,612)
        Proceeds from sale of nonoperating interests
           in oil and gas properties                                                          --                 19,286
        Increase (decrease) in payable related to excess costs                            (3,114)                  (528)
                                                                                ----------------        ---------------
                 Net cash provided by (used in) operating activities                     (33,708)                 9,146
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                    (112,136)               (72,734)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (32,065)                 3,311
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         120,200                 86,601
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         88,135        $        89,912
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Pension Partners 1993-C, Ltd., a Texas limited partnership ("the Partnership"), was formed on September 30, 1993, for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interest as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassification have been made to prior year amounts to conform to the current year presentation.

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

(4)  Related-Party Transactions -

                  The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1993-C, Ltd. ("Operating Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

     Income from nonoperating interests increased 43 percent in the first quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales increased $44,223 or 22 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas and oil prices. An increase in gas prices of 39 percent or $.88/MCF and in oil prices of 13 percent or $2.39/BBL had a significant impact on partnership performance. Also, first quarter gas volumes increased 7 percent further contributing to the increased revenues. Current quarter oil production declined 20 percent when compared to first quarter 1996 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense increased 2 percent or $1,636.

     The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, is below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $192,218. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

      During 1997, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


                                             SWIFT ENERGY PENSION
                                             PARTNERS 1993-C, LTD.
                                             (Registrant)

                                  By:        SWIFT ENERGY COMPANY
                                             Managing General Partner


Date:     May 5, 1997             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1997             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer