Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1993-C LTD
filed 1997-11-13
CIK 915513

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                 3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996     4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                     5

      Notes to Financial Statements                                                  6


ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       46,215       $      120,200
              Nonoperating interests income receivable                                        129,421              139,195
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       175,636              259,395
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,156,307            4,065,350
         Less-Accumulated amortization                                                     (2,340,915)          (2,114,194)
                                                                                       ---------------     ----------------
                                                                                            1,815,392            1,951,156
                                                                                       ---------------     ----------------
                                                                                       $    1,991,028       $    2,210,551
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        5,286       $        8,836
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,985,742            2,201,715
                                                                                       ---------------     ----------------
                                                                                       $    1,991,028       $    2,210,551
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                              ---------------------------------  -----------------------------------
                                                    1997              1996            1997                1996
                                              ---------------   ---------------  ---------------     ---------------
REVENUES:
   Income from nonoperating interests         $       110,247   $       110,163  $       382,156   $         343,624
   Interest income                                        285             1,146            1,827               2,819
                                              ---------------   ---------------  ---------------     ---------------
                                                      110,532           111,309          383,983             346,443
                                              ---------------   ---------------  ---------------     ---------------

COSTS AND EXPENSES:
   Amortization                                        72,397           403,194          226,721             551,668
   General and administrative                          16,946            17,145           51,279              55,508
                                              ---------------   ---------------  ---------------     ---------------
                                                       89,343           420,339          278,000             607,176
                                              ---------------   ---------------  ---------------     ---------------
NET INCOME (LOSS)                             $        21,189   $      (309,030) $       105,983   $        (260,733)
                                              ===============   ===============  ===============     ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $          (.08) $           .03   $            (.06)
                                              ===============   ===============  ===============     ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      105,983          $      (260,733)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     226,721                  551,668
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  9,774                  (23,359)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     342,478                  267,576
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties                      (90,957)                 (98,159)
    Proceeds from sales of nonoperating interests in oil
      and gas properties                                                                    --                   93,415
    Increase (decrease) in payable related to excess costs                              (3,550)                    (930)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (94,507)                  (5,674)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (321,956)                (245,251)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (73,985)                  16,651
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       120,200                   86,601
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       46,215          $       103,252
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

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests remained stable in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $16,834 or 9 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 19 percent or $.56/MCF in gas prices and 17 percent or $3.43/BBL in oil prices had a significant impact on partnership performance. Current quarter oil production increased 21 percent when compared to third quarter 1996 oil prices, partially offsetting the effect of the decreased prices.

      Associated amortization expense increased 2 percent or $1,738

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

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests increased 11 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales increased $3,928 or a slight 1 percent in the first nine months of 1997 over the corresponding period in 1996. An increase of 7 percent in gas production was a major contributing factor to the increased revenues for the period. Decreased oil prices of 7 percent or $1.24/BBL partially offset the gas production increases.

      Associated amortization expense increased 3 percent or $7,588.

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


                                      SWIFT ENERGY PENSION
                                      PARTNERS 1993-C, LTD.
                                      (Registrant)

                           By:        SWIFT ENERGY COMPANY
                                      Managing General Partner


Date:  November 4, 1997    By:        /s/ John R. Alden
       ----------------               -----------------------------------------
                                      John R. Alden
                                      Senior Vice President, Secretary
                                      and Principal Financial Officer

Date:  November 4, 1997    By:        /s/ Alton D. Heckaman, Jr.
       ----------------               -----------------------------------------
                                      Alton D. Heckaman, Jr.
                                      Vice President, Controller
                                      and Principal Accounting Officer