Form 10-Q
period 1998-03-31
SWIFT ENERGY PENSION PARTNERS 1993-C LTD
filed 1998-05-15
CIK 915513

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                   3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9

PART II.    OTHER INFORMATION                                           11


SIGNATURES                                                              12

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       49,923       $       75,329
              Nonoperating interests income receivable                                         76,212              152,710
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       126,315              228,039
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,118,659            4,104,140
         Less-Accumulated amortization                                                     (2,587,481)          (2,429,181)
                                                                                       ---------------     ----------------
                                                                                            1,531,178            1,674,959
                                                                                       ---------------     ----------------
                                                                                       $    1,657,313       $    1,902,998
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        5,091       $        9,860
                                                                                       ---------------     ----------------

         Interest Holders' Capital (4,115,977 Interest Holders's SDIs;
                                    $1.00 per SDI)                                          1,646,538            1,874,825
         General Partners' Capital                                                              5,684               18,313
                                                                                       ---------------     ----------------
                   Total Partners' Capital                                                  1,652,222            1,893,138
                                                                                       ---------------     ----------------
                                                                                       $    1,657,313       $    1,902,998
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                 ---------------------------------
                                                                                      1998               1997
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        25,095   $       182,629
             Interest income                                                                 617               817
                                                                                 ---------------   ---------------
                                                                                          25,712           183,446
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization -
                Normal provision                                                          45,875            85,369
                Additional provision                                                     112,425                --
             General and administrative                                                   15,413            19,077
                                                                                 ---------------   ---------------
                                                                                         173,713           104,446
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $      (148,001)  $        79,000
                                                                                 ===============   ===============




         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $          (.04)
                                              ===============
         March 31, 1997                       $           .02
                                              ===============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                --------------------------------------
                                                                                       1997                   1997
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       (148,001)       $        79,000
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                       158,300                 85,369
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   76,498                (50,590)
        Increase (decrease) in accounts payable                                           (4,769)                (3,114)
                                                                                ----------------        ---------------
                 Net cash provided by (used in) operating activities                      82,028                110,665
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                     (16,787)               (30,594)
        Proceeds from sale of nonoperating interests
           in oil and gas properties                                                       2,268                     --
                                                                                ----------------        ---------------
                 Net cash provided by (used in) operating activities                     (14,519)               (30,594)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (92,915)              (112,136)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (25,406)               (32,065)
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          75,329                120,200
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         49,923        $        88,135
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $82,028 and $110,665 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $92,915 and $112,136 for the three months ended March 31, 1998 and 1997, respectively.

         The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

         Income from nonoperating interests decreased 86 percent in the first quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $180,489 or 73 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 50 percent or $1.57/MCF and in oil prices of 43 percent or $8.81/BBL had a significant impact on partnership performance. Also, current quarter gas and oil production declined 63 percent and 28 percent respectively, when compared to first quarter 1997 gas production volumes, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes.

         Total amortization expense for the first quarter of 1998 increased 85 percent or $72,931 when compared to the first quarter of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 46 percent or $39,494 in the first quarter of 1998 when compared to the first quarter of 1997, relating to the decrease in production volumes.

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Partnership recorded an additional provision in amortization in the first quarter of 1998 of $112,425 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $192,218. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

         During 1998, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


Date:     May 5, 1998             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1998             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer