Form 10-Q
period 1998-06-30
SWIFT ENERGY PENSION PARTNERS 1993-C LTD
filed 1998-08-14
CIK 915513

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                        PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                     3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997          4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                          5

            Notes to Financial Statements                                                 6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                  8

PART II.    OTHER INFORMATION                                                            10


SIGNATURES                                                                               11

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        2,250       $       75,329
              Nonoperating interests income receivable                                         45,177              152,710
                                                                                       ---------------     ----------------
         Total Current Assets                                                                  47,427              228,039
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,159,433            4,104,140
         Less-Accumulated amortization                                                     (2,760,090)          (2,429,181)
                                                                                       ---------------     ----------------
                                                                                            1,399,343            1,674,959
                                                                                       ---------------     ----------------
                                                                                       $    1,446,770       $    1,902,998
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        5,529       $        9,860
                                                                                       ---------------     ----------------

         Interest Holders' Capital (4,115,977 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,433,696            1,874,825
         General Partners' Capital                                                              7,545               18,313
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,441,241            1,893,138
                                                                                       ---------------     ----------------
                                                                                       $    1,446,770       $    1,902,998
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        47,193   $        89,280  $        72,288   $       271,909
   Interest income                                        250               725              867             1,542
                                              ---------------   ---------------  ---------------   ---------------
                                                       47,443            90,005           73,155           273,451
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                       172,609            68,955          330,909           154,324
   General and administrative                          16,670            15,256           32,084            34,333
                                              ---------------   ---------------  ---------------   ---------------
                                                      189,279            84,211          362,993           188,657
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (141,836)  $         5,794  $      (289,838)  $        84,794
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.03)  $            --  $          (.07)  $           .02
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (289,838)         $        84,794
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     330,909                  154,324
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                107,533                   15,687
        Increase (decrease) in accounts payable                                         (4,331)                  (3,972)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              144,273                  250,833
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (57,561)                 (67,509)
    Proceeds from sales of nonoperating interests in oil and gas properties              2,268                       --
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              (55,293)                 (67,509)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (162,059)                (239,080)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (73,079)                 (55,756)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        75,329                  120,200
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        2,250          $        64,444
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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $144,273 and $250,833 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $162,059 and $239,080 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 47 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $42,187 or 33 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 27 percent and oil production declined 28 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 37 percent or $6.17/BBL, further contributing to decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 22 percent or $.39/MCF when compared to second quarter 1997 prices.

                   SWIFT ENERGY PENSION PARTNERS 1993-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Total amortization expense for the second quarter of 1998 increased 150 percent or $103,654 when compared to the second quarter of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 26 percent or $17,869 in the second quarter of 1998 when compared to the second quarter of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the second quarter in 1998 of $121,523 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 73 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $222,676 or 59 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased oil and gas prices. A decline in oil prices of 41 percent or $7.56/BBL and in gas prices of 26 percent or $.65/MCF, had a significant impact on partnership performance. Also, current period gas and oil production declined 47 percent and 28 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes.

      Total amortization expense for the first six months of 1998 increased 114 percent or $176,585 when compared to the first six months of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 37 percent or $57,363 in the first six months of 1998 when compared to the first six months of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the first six months in 1998 of $233,948 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

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


                                         SWIFT ENERGY PENSION
                                         PARTNERS 1993-C, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     August 4, 1998      By:        /s/ John R. Alden
          --------------                 ---------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 ---------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer